Form 10-K/A
period 2011-02-28
DE Acquisition 3, Inc.
filed 2011-06-06
CIK 1487935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

As of June 6, 2011, there were 5,000,000 shares of common stock, par value $.0001 per share, outstanding.

EXPLANATORY NOTE

This amendment on Form 10-K/A (Amendment No. 1) to our annual report on Form 10-K for the fiscal year ended February 28, 2011, as filed with the Securities and Exchange Commission on May 31, 2011 (the “Original Filing”), is filed solely to amend Item 12 in order to correct certain inaccuracies with respect to security ownership of certain beneficial owners and management that were inadvertently filed in the Original Filing. In accordance with Rule 12b-15 this Amendment No. 1 only includes those items that are amended, in addition to new certifications by our principal executive officer and principal financial officer.

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

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class

New Asia Partners, LLC US Bancorp Center, Suite 2690 800 Nicollet Mall Minneapolis, MN 55402	4,325,000		86.50%

Newport Capital LLC 2740 West Lake of the Isles Parkway Minneapolis, MN 55416	3,892,500	(1)	77.85%

Wildwood Capital LLC 2461 Wildwood Dr. Shakopee, MN 55379	432,500	(2)	8.65%

Dennis Nguyen (3) US Bancorp Center, Suite 2690 800 Nicollet Mall Minneapolis, MN 55402	3,892,500	(4)	77.85%

Todd Vollmers (5) US Bancorp Center, Suite 2690 800 Nicollet Mall Minneapolis, MN 55402	432,500	(6)	8.65%

Wyncrest Capital, Inc. US Bancorp Center, Suite 2690 800 Nicollet Mall Minneapolis, MN 55402	500,000		10%

Ronald E. Eibensteiner U.S. Bancorp Center, Suite 2690 800 Nicollet Mall Minneapolis, MN 55402	500,000	(7)	10%

All Directors and Officers as a Group (2 individuals)	4,325,000		86.50%

(1)
Represents 3,892,500 of the 4,325,000 of common stock owned of record by New Asia Partners, LLC (“NAP”). Newport Capital LLC (“Newport”) owns approximately 90% of the outstanding interests of NAP and therefore may be deemed to beneficially own 3,892,500 of the shares owned by NAP, representing 77.85% of the shares of the Company.

(2)
Represents 432,500 of the 4,325,000 shares of common stock owned of record by NAP. Wildwood Capital LLC (“Wildwood”) owns approximately 10% of the outstanding interests of NAP and therefore may be deemed to beneficially own 432,500 of the shares owned by NAP, representing 8.65% of the shares of the Company.

(3)	Dennis Nguyen has served as President, Treasurer and sole Director of the Company since the change in control on March 1, 2011.
(4)	Represents 3,892,500 of the 4,325,000 of common stock owned of record by NAP. Mr. Nguyen is the sole member of Newport. Therefore, Mr. Nguyen may be deemed to beneficially own 3,892,500 of the shares owned of record by NAP and beneficially by Newport, representing 77.85% of the shares of the Company.
(5)	Mr. Vollmers has served as Vice President and Corporate Secretary of the Company since the change in control on March 1, 2011.
(6)	Represents 432,500 of the 4,325,000 shares of common stock owned of record by NAP. Mr. Vollmers is the sole member of Wildwood. Therefore, Mr. Vollmers may be deemed to beneficially own 432,500 of the shares owned of record by NAP and beneficially by Wildwood, representing 8.65% of the shares of the Company.
(7)	Represents the 500,000 shares of common stock owned of record by Wyncrest Capital, Inc. (“Wyncrest”). Mr. Eibensteiner is the President and CEO of Wyncrest, owns 100% of the outstanding common stock of Wyncrest and has sole voting and investment control over the shares of common stock owned of record by Wyncrest and therefore may be deemed to beneficially own the 500,000 shares owned of record by Wyncrest.

b)           The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 15.   Exhibits, Financial Statements Schedules

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Articles of Incorporation

*3.2	By-laws

**10.1	Securities Purchase Agreement, dated March 1, 2011

**10.2	Repurchase Agreement, dated March 1, 2011

***14.1	Code of Ethics

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

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as an exhibit to the Company's registration statement on Form 10, as filed with the SEC on April 6, 2010, and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 7, 2011, and incorporated herein by this reference.

***	Filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on May 31, 2011, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 6, 2011	DE ACQUISIITON 3, INC.

	By:	/s/ Dennis Nguyen
Dennis Nguyen
President
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Dennis Nguyen	President and Sole Director	June 6, 2011
Dennis Nguyen