Form 10-Q
period 2011-05-31
DE Acquisition 3, Inc.
filed 2011-06-17
CIK 1487935

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-53926

DE Acquisition 3, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-2205684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o New Asia Partners, LLC, US Bancorp Center, Suite 2690, 800 Nicollet Mall, Minneapolis, MN 55402
(Address of principal executive offices)

(612) 279-2030
 (Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of June 17, 2011.

DE ACQUISITION 3, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):	4

	Balance Sheets as of May 31, 2011 and February 28, 2011	4

	Statements of Operations for the Three Months Ended May 31, 2011 and 2010 and for the Cumulative Period from February 24, 2010 (Inception) to May 31, 2011	5

	Statement of Shareholders’ Deficit from February 24, 2010 (Inception) to May 31, 2011	6

	Statements of Cash Flows for the Three Months Ended May 31, 2011 and 2010 and for the Cumulative Period from February 24, 2010 (Inception) through May 31, 2011	7

	Notes to Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Removed and Reserved	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

Signatures		16

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

DE ACQUISITION 3, INC.
 (A Development Stage Company)
Balance Sheets

	May 31, 2011	February 28, 2011

ASSETS
Cash and cash equivalents	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES
Accrued expenses	$-	$141

TOTAL LIABILITIES	-	141

SHAREHOLDERS' DEFICIT
Preferred stock: $.0001 par value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $.0001 par value; 500,000,000 shares authorized; 5,000,000 and 10,000 shares issued and outstanding at May 31, 2011 and February 28, 2011, respectively	500	1
Additional paid-in capital	14,658	3,792
Deficit accumulated during the development phase	(15,158)	(3,934)
TOTAL SHAREHOLDERS' DEFICIT	-	(141)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 3, INC.
 (A Development Stage Company)
Statements of Operations

	Three Months Ended May 31, 2011	Three Months Ended May 31, 2010	From Inception (February 24, 2010) to May 31, 2011

Revenues	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	11,224	104	15,158

Net operating loss	(11,224)	(104)	(15,158)

NET LOSS	$(11,224)	$(104)	$(15,158)

Net loss per share, basic and fully diluted	$(0.00)	$(0.01)	$(0.02)
Weighted average number of shares outstanding	5,000,000	10,000	1,003,680

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 3, INC.
 (A Development Stage Company)
Statements of Shareholders' Deficit

		Common Stock		Additional Paid In	Deficit Accumulated During the Development	Total Shareholders'
	Date	Shares	Amount	Capital	Stage	Deficit

February 24, 2010 (inception)	02/25/10	10,000	$1	$999	$-	$1,000

Net loss		-	-	-	(1,139)	(1,139)

Balances, February 28, 2010		10,000	1	999	(1,139)	(139)

Expenses paid by affiliates		-	-	2,793	-	2,793

Net loss		-	-	-	(2,795)	(2,795)

Balances, February 28, 2011		10,000	1	3,792	(3,934)	(141)

Repurchase Shares to Treasury	3/1/11	(10,000)	(1)	(37,499)	-	(37,500)
Issue New Shares to Investors	3/1/11	5,000,000	500	37,000	-	37,500

Expenses paid by affiliates		-	-	11,365	-	11,365

Net loss		-	-	-	(11,224)	(11,224)

Balances, May 31, 2011		5,000,000	$500	$14,658	$(15,158)	$-

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 3, INC.
 (A Development Stage Company)
Statements of Cash Flows

	Three Months Ended May 31, 2011	Three Months Ended May 31, 2010	From Inception (February 24, 2010) to May 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,224)	$(104)	$(15,158)

Adjustments to reconcile net loss with cash used in operations:
Common stock issued for services		-	1,000
Reimbursement of expenses by affiliate	11,365	-	14,158

Changes in operating assets and liabilities:
Accrued expenses	(141)	104	-

Net cash used in operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by / used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities	-	-	-

NET INCREASE / (DECREASE) IN CASH	-	-	-

Cash and cash equivalent at beginning of period	-	-	-
Cash and cash equivalent at end of period	$-	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Reimbursement of expenses by affiliate	$11,365	$-	$14,158

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 3, INC.
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2011
(Unaudited)

Note 1 – Basis of Presentation

DE Acquisition 3, Inc. (a development stage company) (the “Company”) was incorporated in Delaware on February 24, 2010, with an objective to acquire, or merge with, an operating business.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10K, have been omitted.

Note 2 – Common Stock

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

Note 3 – Going Concern

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.   The Company has had no revenues and has generated from operations an accumulated loss of $15,158 from February 24, 2010 (inception) to May 31, 2011.

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

Note 4 – Subsequent Event

As of the date of this filing, the Company has not entered into any definitive agreement with any party; however, on June 2, 2011, one of the Company’s principal stockholders, New Asia Partners, LLC (“NAP”), as to which the Company’s President, Treasurer and sole director, Dennis Nguyen, is the Chairman, entered into an agreement (the “Agreement”) with Top Yield Holdings Limited (“Top Yield”). Top Yield is in the business of mining and selling tin. The Agreement contemplates that the Company will complete a business combination with Top Yield although the Company is not a party to the Agreement. There is no assurance this combination will be completed.

The Agreement provides that after giving effect to certain issuances, the parties intend that the current stockholders of the Company will own five percent (5%) of the issued and outstanding shares of Common Stock of the Company. The current stockholders will also have the option of subscribing for an additional four percent (4%) of the Company’s shares of Common Stock on a pro-rata basis of their current ownership through a purchase of the Company’s shares within two years of the completion of the business combination. In addition, the Company will complete a private placement offering of up to $10 million in senior secured convertible notes (the “Notes”). At or immediately prior to listing of the Company’s shares on NYSE, NASDAQ or AMEX, the Notes must convert into Common Stock of the Company. The parties’ plan is to list the Company’s securities on the NYSE, NASDAQ or AMEX.

There can be no assurance that the proposed business combination with Top Yield will be completed, or if completed, on the terms set forth in the Agreement. The terms may change between the date of this filing and consummation, if the transaction is completed. Other plans, such as obtaining a listing on the NYSE, NASDAQ or AMEX, also may not be achieved. If the Top Yield business combination is not completed, the Company will continue its search for an appropriate operating business with which to consider consummating a business combination.

On June 6, 2011, pursuant to unanimous written consents in lieu of a meeting in accordance with the Delaware General Corporate Law ("DGCL") and the Company's bylaws, the Company's board of directors (the "Board") and stockholders holding 100% of the voting power of the Company approved, among other things, 1) an amendment and restatement to the Company's Certificate of Incorporation ("Amended and Restated Certificate") to decrease the Company's authorized capital stock from 500,000,000 shares of common stock, par value $.0001 ("Common Stock") per share and 20,000,000 shares of preferred stock, par value $.0001 per share ("Preferred Stock") to 75,000,000 shares of Common Stock and 4,000,000 shares of Preferred Stock and 2) an amendment and restatement of the Company's bylaws ("Amended and Restated Bylaws"). The Amended and Restated Certificate will become effective on the date that the Amended and Restated Certificate is filed with the Secretary of State of Delaware, which date shall be selected by the Company and shall be no earlier than 20 days after the mailing of an Information Statement filed with the Securities and Exchange Commission on June 7, 2011 ("Information Statement"), as required pursuant to Federal securities laws. The Amended and Restated Bylaws will automatically be effective on the date that is 20 days from the date of the filing and mailing of the Information Statement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of DE Acquisition 3, Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

DE Acquisition 3, Inc. (a development stage company) (the “Company”) was incorporated in Delaware on February 24, 2010 (Inception), with an objective to acquire, or merge with, an operating business.  The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on April 6, 2010, and since its effectiveness, the Company has focused its efforts to identify a possible business combination. As of May 31, 2011, the Company had not yet commenced any operations.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)         filing Exchange Act reports, and
(ii)        investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has no funds in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10 went effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

  As of the date of this filing, the Company has not entered into any definitive agreement with any party; however, on June 2, 2011, one of our principal stockholders, New Asia Partners LLC (“NAP”), as to which our President, Treasurer and sole director, Dennis Nguyen, is the Chairman, entered into an agreement (the “Agreement”) with Top Yield Holdings Limited (“Top Yield”). Top Yield is in the business of mining and selling tin. The Agreement contemplates that the Company will complete a business combination with Top Yield although the Company is not a party to the Agreement. There is no assurance this combination will be completed.

The Agreement provides that after giving effect to certain issuances, the parties intend that the current stockholders of the Company will own five percent (5%) of the issued and outstanding shares of Common Stock of the Company. The current stockholders will also have the option of subscribing for an additional four percent (4%) of the Company’s shares of Common Stock on a pro-rata basis of their current ownership through a purchase of the Company’s shares within two years of the completion of the business combination. In addition, the Company will complete a private placement offering of up to $10 million in senior secured convertible notes (the “Notes”). At or immediately prior to listing of the Company’s shares on NYSE, NASDAQ or AMEX, the Notes must convert into Common Stock of the Company. The parties’ plan is to list the Company’s securities on the NYSE, NASDAQ or AMEX.

There can be no assurance that the proposed business combination with Top Yield will be completed, or if completed, on the terms set forth in the Agreement. The terms may change between the date of this filing and consummation, if the transaction is completed. Other plans, such as obtaining a listing on the NYSE, NASDAQ or AMEX, also may not be achieved. If the Top Yield business combination is not completed, the Company will continue its search for an appropriate operating business with which to consider consummating a business combination.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of May 31, 2011, the Company had no assets.  The Company also had no assets as of February 28, 2011. The Company’s current liabilities as of May 31, 2011 totaled $0.  This compares with liabilities of $141, comprised of accrued expenses, as of February 28, 2011. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

 The Company had no cash flows for the three months ended May 31, 2011 and May 31, 2010 and for the cumulative period from February 24, 2010 (Inception) through May 31, 2011.

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 24, 2010 (Inception) though May 31, 2011. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended May 31, 2011, the Company had a net loss of $11,224, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and office expense.  This compares with a net loss of $104 for the three months ended May 31, 2010 consisting of office expense.

For the period from February 24, 2010 (Inception) to May 31, 2011, the Company had a net loss of $15,158 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in April of 2010, and the preparation and filing of the Company’s periodic reports on Form 10-Q and Form 10-K.

Off-Balance Sheet Arrangements

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of May 31, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

There are presently no pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

On March 1, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and among New Asia Partners LLC (“NAP”) and those certain other purchaser signatories thereto (the “Purchasers”) pursuant to which the Company issued and sold an aggregate of 5,000,000 shares of Common Stock for an aggregate purchase price equal to $37,500 (the “Purchase Price”). No brokers or finders were used and no commissions or other fees have been paid by the Company in connection with the sale of stock.  The sale of stock was made in reliance upon the exemption from registration promulgated by Section 4(2) under the Securities Act of 1933, as amended.

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

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Removed and Reserved.

Item 5.    Other Information.

The consummation of the transactions pursuant to the terms and conditions of the Repurchase Agreement and Purchase Agreement resulted in a change in control of the Company on March 1, 2011 (the “Closing Date”).

In connection with the Purchase Agreement, Ruth Shepley, the Company’s sole officer and director prior to the Closing Date appointed Dennis Nguyen to serve as the President and Treasurer and Todd Vollmers to serve as the Vice President and Secretary of the Company, effective upon Ms. Shepley’s resignation from all officer positions held with the Company immediately after the consummation of the transactions contemplated by the Purchase Agreement.  Additionally, Ms. Shepley appointed Mr. Nguyen to serve as the sole director of the Company effective immediately upon Ms. Shepley’s resignation as director, such resignation to be effective ten days following the filing of the Company’s Schedule 14f-1 with the Securities and Exchange Commission on March 1, 2011.

On June 6, 2011, pursuant to unanimous written consents in lieu of a meeting in accordance with the Delaware General Corporate Law ("DGCL") and the Company's bylaws, the Company's board of directors (the "Board") and stockholders holding 100% of the voting power of the Company approved, among other things, 1) an amendment and restatement to the Company's Certificate of Incorporation ("Amended and Restated Certificate") to decrease the Company's authorized capital stock from 500,000,000 shares of common stock, par value $.0001 ("Common Stock") per share and 20,000,000 shares of preferred stock, par value $.0001 per share ("Preferred Stock") to 75,000,000 shares of Common Stock and 4,000,000 shares of Preferred Stock and 2) an amendment and restatement of the Company's bylaws ("Amended and Restated Bylaws"). The Amended and Restated Certificate will become effective on the date that the Amended and Restated Certificate is filed with the Secretary of State of Delaware, which date shall be selected by the Company and shall be no earlier than 20 days after the mailing of an Information Statement filed with the Securities and Exchange Commission on June 7, 2011 ("Information Statement"), as required pursuant to Federal securities laws. The Amended and Restated Bylaws will automatically be effective on the date that is 20 days from the date of the filing and mailing of the Information Statement.

Item 6.    Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 24, 2010.

*3.2	By-Laws.

**10.1	Securities Purchase Agreement, dated March 1, 2011

**10.2	Repurchase Agreement, dated March 1, 2011

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2011.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on April 6, 2010, and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 7, 2011, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DE ACQUISITION 3, INC.

Dated: June 17, 2011	By:	/s/ Dennis Nguyen
Dennis Nguyen
President, Treasurer and Director Principal Executive Officer Principal Financial Officer